Form 10KSB
period 2007-10-31
Blue Mountain Resources Inc.
filed 2008-01-25
CIK 1393570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-143694

Blue Mountain Resources Inc.

(Name of small business issuer in its charter)

Nevada	98-0550407
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

812D 16 Avenue SW,

Calgary, Alberta, Canada

(Address of principal executive offices)

(403) 802-2800

Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]              No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [ X ]              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]              No

State issuer's revenues for its most recent fiscal year:     Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$29,000 as at January 25, 2008 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

5,400,000 shares of common stock as at January 25, 2008

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

Our original intention was to commence operations as an exploration stage company. We intended to engage in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered that demonstrated economic feasibility.

On July 20, 2006, we entered into an agreement with Robert Weicker of Cocquitlam, BC, wherein he granted us the sole and exclusive option to acquire a 100% interest in the Silver Vista property which is located 57 kilometres northeast of Smithers, BC, Canada, and 5 kilometres west of the northwest arm of Babine Lake, in west central British Columbia, Canada. We purchased this Option from Robert for a cash payment of $5,000. In order to exercise this option and acquire these claims we needed to pay Mr. Robert Weiker further cash payments totaling $695,000 as follows;

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

2.

$250,000 by August 31, 2008;

3.

$455,000 by August 31, 2009; and

4.

$500,000 by August 31, 2010.

It was agreed that if we failed to make the additional payments above-noted, or if we failed to make the required exploration expenditures, our option to acquire the 100% interest in the property would terminate and we would not own any further interest in the property.

On November 28, 2007 Mr. Weicker gave us notice that the $25,000 payment that otherwise would have been payable on January 20, 2008 must be made within forty-eight (48) hours, as he was permitted to do. We did not make this payment to Mr. Weicker, and our option on the Silver Vista property therefore expired.

It is our intention to review acquisitions in the resource sector. We are currently searching for other properties that we can acquire, either outright, or by optioning same, but we have not had any success in this regard at of yet.

We are also considering the possibility of exploring other business plans that might be suitable for us, but, as of yet, we have not made any determination of what might be appropriate, or even possible, in this regard.

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development.  As of October 31, 2007, we only had cash on hand of $1,228.  We currently do not have any operations and we have no income.  We will require additional funds to review, acquire and develop business assets.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

Because we don't have any business operations we face a high risk of business failure.

We were incorporated on March 17, 2006 and have been involved in the acquisition and exploration of mineral exploration properties.  We were unsuccessful in this initial business plan and are now seeking to acquire an interest in alternative assets.  We may not be able to identify and acquire any interest in suitable business assets.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will fail.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profit in the future.

We have incurred losses since our inception resulting in an accumulated deficit of $28,063 at October 31, 2007.  Further losses are anticipated in the acquisition and development of a business.  The report of our independent accountant to our audited financial statements for the period ended October 31, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Because our sole director owns 46.3% of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our director owns approximately 46.3% of the outstanding shares of our common stock.  Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our president, Mr. Melvin Woolley, intends to devote approximately 20% of his business time, providing his services to us.  While Mr. Woolley presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Woolley from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

A purchaser is purchasing penny stock which limits his or her ability to sell the stock.

Our shares of common stock constitute penny stock under the Exchange Act.  The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not own or lease any property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada, 89074.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under symbol “BLMT”.  However, there have not been any trades in our stock through the facilities of the OTC Bulletin Board since our initial quotation on November 20, 2007.

We have 29 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to continue to review other potential acquisitions in the resource and non-resource sectors. We are currently searching for other properties that we can acquire, either outright, or by optioning same, but we have not had any success in this regard at of yet.

We are also considering the possibility of exploring other business plans that might be suitable for us, but, as of yet, we have not made any determination of what might be appropriate, or even possible, in this regard.

We anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. In addition we expect that reviews of new business plans and, or resource properties could cost us a total of $25,000 in the next 12 months.

Total expenditures over the next 12 months are therefore expected to be $40,000.

We do not currently have enough funds on hand to cover our anticipated expenses for the next 12 months.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans.  However, we do not have any arrangements in place for any future equity financing.

Results Of Operations For The Fiscal Year Ended October 31, 2007

We did not earn any revenues during the fiscal year ended October 31, 2007.

We incurred operating expenses in the amount of $27,241 in the fiscal year ended October 31, 2007 as compared to expenses of $822 in fiscal 2006.  These operating expenses were comprised of bank charges and interest costs of $110, filing and transfer agent fees of $7,196, mineral property expenses of $10,393, and professional fees of $9,542. At October 31, 2007, our assets consisted of $1,228 in cash.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $1,291 and loans from related parties of $5,500.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                     PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Blue Mountain Resources, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Blue Mountain Resources, Inc. (An Exploration Stage Company) as of October 31, 2007 and October 31, 2006, and the related statements of operations, stockholders' equity and cash flows through October 31, 2007, and Inception on March 17, 2006 through October 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Mountain Resources, Inc. (An Exploration Stage Company) as of October 31, 2007 and October 31, 2006 and the results of its operations and its cash flows through October 31, 2007, and Inception on March 17, 2006 through October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses since inception resulting in an accumulated deficit of $28,063 as of October 31, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

December 12, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Balance Sheets

Assets
	October 31,	October 31,
	2007	2006
	(Audited)	(Audited)
Current Assets
Cash	$1,228	$21,678
Total Assets	$1,228	$21,678

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$1,291	$-
Loans from shareholders	5,500	-
Total Current Liabilities	6,791	-

Stockholders' Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
5,400,000 common shares	5,400	5,400
Additional paid-in-capital	17,100	17,100
Deficit accumulated during the exploration stage	(28,063)	(822)
Total stockholders' equity	(5,563)	21,678
Total liabilities and stockholders' equity	$1,228	$21,678

Nature and continuance of operations (Note 1)

See Accompanying Notes

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statements of Operations

	Year Ended October 31, 2007	Year Ended October 31, 2006	Cumulative from March 17, 2006 (Inception) to October 31, 2007

Bank charges and interest	$ 110	$ 58	$ 168
Filing and transfer agent fees	7,196	100	7,296
Mineral properties	10,393	-	10,393
Office expenses	-	664	664
Professional fees	9,542	-	9,542

Net loss	$ 27,241	$ 822	$ 28,063

Loss per share - Basic and diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	5,400,000	4,900,000

See Accompanying Notes

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statement of Stockholders' Equity

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Total Capital Stock	Deficit accumulated During the exploration stage	Total

Balance, March 17, 2006	-	$ -	$ -	$ -	$ -	$ -
April 22, 2006
Subscribed for cash at $0.001	500,000	500	-	500	-	500
May 3, 2006					-
Subscribed for cash at $0.001	2,700,000	2,700	-	2,700	-	2,700
May 30, 2006					-
Subscribed for cash at $0.001	300,000	300	-	300		300
July 31, 2006
Subscribed for cash at $0.01	1,900,000	1,900	17,100	19,000		19,000
Net loss					(822)	(822)
Balance, October 31, 2006	5,400,000	$ 5,400	$ 17,100	$ 22,500	$ (822)	$ 21,678
Net loss					(27,241)	(27,241)

Balance, October 31, 2007	5,400,000	$ 5,400	$ 17,100	$ 22,500	$ (28.063)	$ (5,563)

See Accompanying Notes

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended October 31, 2007	Year Ended October 31, 2006	Cumulative from March 17, 2006 (Inception) to October 31, 2007

Cash flows from operating activities
Net loss	$ (27,241)	$ (822)	$ (28,063)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	1,291	-	1,291
Net cash used in operations	(25,950)	(822)	(26,772)

Cash flows from financing activities
Loans from related party	5,500	-	5,500
Shares subscribed for cash	-	22,500	22,500
Net cash provided by financing activities	5,500	22,500	28,000

Net increase (decrease) in cash	(20,450)	21,678	1,228

Cash beginning	21,678	-	-
Cash (overdraft) ending	$ 1,228	$ 21,678	$ 1,228

Supplemental cash flow information:

Cash paid for:
Interest	-	-	-
Taxes	-	-	-

See Accompanying Notes

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Notes To The Financial Statements

October 31, 2007

1.  NATURE AND CONTINUANCE OF OPERATIONS

Blue Mountain Resources, Inc. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on March 17, 2006, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is the end of October.  The Company is in the exploration stage of its resource business.  During the year ended October 31, 2006, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of British Columbia, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $28,063 as at October 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2007, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Notes To The Financial Statements

October 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

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

At October 31, 2007, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Notes To The Financial Statements

October 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended October 31, 2006. The Company did not record any compensation expense for the period ended January 31, 2007 because there were no stock options outstanding prior to the adoption or at October 31, 2007.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Notes To The Financial Statements

October 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

On July 30, 2007, the Company entered into Property Option Agreement Amendment and was granted a six months extension of time to make the $25,000 payment on the first anniversary of The Agreement, and a six months extension to incur the $250,000 in expenditures required to made by August 31, 2007.

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

During the year ended October 31, 2006, the Company issued 5,400,000 shares of common stock for total cash proceeds of $22,500. At October 31, 2007 there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of October 31, 2007, the Company had net operating loss carry forwards of approximately $28,063 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  TRANSFER AGENT AGREEMENT

The Company entered into an Agreement with Island Capital Management, LLC and Island Stock Transfer.  The Company agreed to pay $5,000 initially and $10,000 once the account has been activated for transferring securities.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted by our chief executive officer and principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and his age as of the date of this annual report is as follows:

Name of Director	Age
Melvin Woolley	59

Executive Officer:

Name of Officer	Age	Office
Melvin Woolley	59	President, CEO, S ecretary, Treasurer, and Director

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Mr. Melvin Woolley has acted as our President, Chief Executive Officer, Secretary, Principal Accounting Officer and as a director since March17, 2006.  For the past five years Mr. Woolley has been employed as a consultant specializing in project management and fund raising by Land Strategies Inc., a company that is wholly owned by Mr. Woolley, and which is located in Calgary, Alberta, Canada.

Mr. Woolley does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Woolley intends to devote 20% of his business time per week to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position	Number Of Late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form
Melvin Woolley	1	1	0
(President CEO and director)

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended October 31, 2007 and October 31, 2006

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation on Earnings	All Other Compensation	Total

Melvin	2007	$0	$0	None	None	None	None	None	$0
Woolley	2006	$0	$0	None	None	None	None	None	$0
(President)

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Woolley. We do not pay him any amount for acting as a director.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock	Melvin Woolley 812 D 16th Ave S.W. Calgary Alberta T2R 0S9	2,500,000	46.3%
Common stock	All officers and directors as a group consisting of one person	2,500,000	46.3%

The percent of class is based on 5,400,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Our promoter, Melvin Woolley; or

•

Any member of the immediate family of any of the foregoing persons.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
5.1*	Legal opinion with consent to use
10.1*	Mineral Property Purchase Agreement dated June 27, 2006
23.1*	Consent of Ronald R. Chadwick, P.C., Certified Public Accountant
23.2*	Consent of Geological Consultant
99.1*	Claims Location Map

*  filed as an exhibit to our registration statement on Form SB-2 dated August 24, 2007.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Moore and Associates, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	October 31, 2007	October 31, 2006

Audit fees	$1,500	$3,000
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Mountain Resources Inc.

By   /s/ Melvin Woolley

Melvin Woolley

President, CEO & Director

Date: January 25, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Melvin Woolley

Melvin Woolley

Secretary, Treasurer, Director and CFO

Date: January 25, 2008