Form 10QSB
period 2008-01-31
Blue Mountain Resources Inc.
filed 2008-03-07
CIK 1393570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 2008

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________________ to ________________

Commission File Number   333-143694

BLUE MOUNTAIN RESOURCES INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0550407
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

812D 16 Avenue SW,
Calgary, Alberta, Canada	T2R OS9
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:=(403) 802-2800

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [X]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]   No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,400,000 Shares of $0.001 par value Common Stock outstanding as of March 7, 2008.

BLUE MOUNTAIN RESOURCES, INC.

 (An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Balance Sheets

	January 31,	October 31,
Assets	2008	2007
	(Unaudited)	(Audited)
Current Assets
Cash	$3,692	$1,228

Total Assets	$3,692	$2,118

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$5,561	$1,291
Loans from related parties	10,329	5,500

Total Current Liabilities	15,890	6,791

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
5,400,000 common shares	5,400	5,400
Additional paid-in-capital	17,100	17,100
Deficit accumulated during the exploration stage	(34,698)	(28,063)

Total stockholders’ equity	(12,198)	(5,563)

Total liabilities and stockholders’ equity	$3,692	$1,228

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of the financial statements.

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

Expenses	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007	Cumulative from March 17, 2006 (Inception) to January 31, 2008

Bank charges and interest	$ 36	$ 20	$ 204
Filing and transfer agent fees	571	-	7,867
Mineral properties	-	10,000	10,393
Office expenses	28	-	692
Professional fees	6,000	-	15,542

Net loss	$ 6,635	$ 10,020	$ 34,698

Loss per share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	5,400,000	4,900,000

The accompanying notes are an integral part of the financial statements.

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statement of Stockholders' Equity

(Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit accumulated During the exploration stage	Total

Balance, March 17, 2006	-	$ -	$ -	$ -	$ -
April 22, 2006
Subscribed for cash at $0.001	500,000	500	-	-	500
May 3, 2006				-
Subscribed for cash at $0.001	2,700,000	2,700	-	-	2,700
May 30, 2006				-
Subscribed for cash at $0.001	300,000	300	-		300
July 31, 2006
Subscribed for cash at $0.01	1,900,000	1,900	17,100		19,000

Balance, October 31, 2006	5,400,000	$ 5,400	$ 17,100	$ (822)
Net loss				(27,241)	(27,241)

Balance, October 31, 2007	5,400,000	$ 5,400	$ 17,100	$ (28.063)	$ (5,563)
Net loss				(6,635)	(6,635)

Balance, January 31, 2008	5,400,000	$ 5,400	$ 17,100	$ (34,698)	$ (12,198)

The accompanying notes are an integral part of the financial statements.

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007	Cumulative from March 17, 2006 (Inception) to January 31, 2008

Cash flows from operating activities
Net loss	$ (6,635)	$ (10,020)	$ (34,698)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	4,270	-	5,561
Net cash used in operations	(2,365)	(10,020)	(29,137)

Cash flows from financing activities
Loans from related party	4,829	-	10,329
Shares subscribed for cash	-	-	22,500
Net cash provided by financing activities	4,829	-	32,829

Net increase (decrease) in cash	2,464	(10,020)	3,692

Cash beginning	1,228	21,678	-
Cash (overdraft) ending	$ 3,692	$ 11,658	$ 3,692

Supplemental cash flow information:

Cash paid for:
Interest	-	-	-
Taxes	-	-	-

The accompanying notes are an integral part of the financial statements.

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Notes To The Financial Statements

January 31, 2008

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $34,698 as at January 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Notes To The Financial Statements

January 31, 2008

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2008, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

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

At January 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Notes To The Financial Statements

January 31, 2008

(Unaudited)

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended October 31, 2006. The Company did not record any compensation expense for the period ended January 31, 2008 because there were no stock options outstanding prior to the adoption or at January 31, 2008.

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

January 31, 2008

(Unaudited)

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

During the year ended October 31, 2006, the Company issued 5,400,000 shares of common stock for total cash proceeds of $22,500. At January 31, 2008 there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of January 31, 2008, the Company had net operating loss carry forwards of approximately $34,698 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  TRANSFER AGENT AGREEMENT

The Company entered into an Agreement with Island Capital Management, LLC and Island Stock Transfer.  The Company agreed to pay $5,000 initially and $10,000 once the account has been activated for transferring securities

BLUE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Notes To The Financial Statements

January 31, 2008

(Unaudited)

7.  LOANS FROM RELATED PARTIES

The Company has a balance of  loans from related parties of $10,329 as at January 31, 2008 is unsecured, bearing no interest, without terms of repayments.

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

We are also considering the possibility of exploring other business plans in the non-resource sector that might be suitable for us, but, as of yet, we have not made any determination of what might be appropriate, or even possible, in this regard.

We anticipate spending the following over the next 12 months on administrative fees:

*         $5,000 on legal fees

*         $7,500 on accounting and audit fees

*         $500 on EDGAR filing fees

*         $2,000 on general administration costs

In addition we expect that reviews of new business plans and, or resource properties could cost us a total of $25,000 in the next 12 months.

Total expenditures over the next 12 months are therefore expected to be approximately $40,000.

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

We do not expect to earn any revenue from operations until we have either commenced mining operations on a resource property, or operations in a non-resource property.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations for the Three Month Period Ended January 31, 2008

We did not earn any revenues during the three-month period ended January 31, 2008.  We do not anticipate earning revenues unless we enter into commercial production on a resource property, or operations in a non-resource property, which is doubtful.

We incurred operating expenses in the amount of $6,635 for the three-month period ended January 31, 2008. These operating expenses were comprised of bank charges and interest of $36, filing and transfer agent fees of $571, office expenses of $28, and professional fees of $6,000.

At January 31, 2008, we had total assets of $3,692, consisting entirely of cash, and liabilities of $15,890, consisting of accounts payable, accrued liabilities and loans from related parties.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Month Period Ended January 31, 2007

We did not earn any revenues during the three-month period ended January 31, 2007.

We incurred operating expenses in the amount of $10,020 for the three-month period ended January 31, 2007. These operating expenses were comprised of bank charges and interest of $20, and expenses related to the impairment of mineral properties of 10,000.

Results of Operations for the Period from March 17, 2006 (inception) to January 31, 2008

No revenues were earned during this period.

During this period we incurred operating expenses in the amount of  $34,698. These operating expenses were comprised of bank charges and interest of $204, filing and transfer agent fees of $7,867, expenses related to the impairment of mineral properties of 10,393, office expenses of $692, and professional fees of 15,542.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2008.  This evaluation was conducted by Melvin Woolley, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2008

Blue Mountain Resources Inc.

/s/ Melvin Woolley

Melvin Woolley, President