Form 10-Q
period 2008-04-30
Patient Access Solutions, Inc.
filed 2008-06-20
CIK 1393570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-143694

PATIENT ACCESS SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0550407
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

245 Marcus Blvd. Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 656-2000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non–Accelerated filer  ☐    Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common stock, $0.001 par value	43,850,000

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ended October 30, 2008.

Patient Access Solutions, Inc

Balance Sheet’s

	April 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$143,300	$943
Accounts receivable, net	51,380	44,185
Prepaid rent	12,083	12,083
Due from related party	8,278	—
Inventory	19,250	19,250
Current portion of investment in sales type leases	162,396	216,503
Other current assets	1,000	1,000

Total currents assets	397,687	293,964
Property and equipment, net	310,424	303,966
Long term portion of investment in sales type leases	649,304	505,173

TOTAL ASSETS	$1,357,415	$1,103,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Account payable and accrued expenses	$110,272	$125,136
Payroll taxes payable	58,932	76,599
Current portion of obligation under capital lease	360,466	216,335
Convertible notes	195,000	—
Note payable	553,000	553,000

Total current liabilities	1,277,670	971,070
Long term portion of obligation under capital lease	451,284	505,391

TOTAL LIABILITIES	1,784,954	1,476,461

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock no par value 10,000,000 shares authorized 0 shares issued and outstanding. respectively	—	—
Common stock $.001 par value 250,000,000 shares authorized 43,850,000 and 200 shares issued and outstanding, respectively	43,850	—
Additional paid-in capital	1,237,562	377,407
Accumulated deficit	(1,652,951)	(750,765)

TOTAL STOCKHOLDERS’ DEFICIT	(371,539)	(373,358)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,357,415	$1,103,103

See accompanying notes to financial statements.

Patient Access Solutions, Inc

Statements of Operations

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
REVENUES:
Sales of equipment	$87,501	$50,640	$172,836	$98,824
Credit card processing revenue	11,010	—	17,547	—

Total revenues	98,511	50,640	190,383	98,824
Cost of goods sold	17,863	67,172	55,821	68,661

Gross Profit	80,648	(16,532)	134,562	30,163

OPERATING EXPENSES:
General and administrative expenses	865,754	172,795	1,009,983	219,910
Depreciation	28,550	—	37,424	—

TOTAL OPERATING EXPENSES	894,304	172,795	1,047,407	219,910

Net loss from operations	(813,656)	(189,327)	(912,845)	(189,747)

OTHER EXPENSES:
Interest expense	16,590	2,250	22,120	2,250

Total other expenses	16,590	2,250	22,120	2,250
Net loss before income taxes	(830,246)	(191,577)	(934,965)	(191,997)

Income taxes	—	—	—	—

NET LOSS	$(830,246)	$(191,577)	$(934,965)	$(191,997)

Weighted average number of common shares outstanding Basic and Fully Diluted	42,546,111	200	42,298,056	200

Basic and Fully diluted net loss per share	$(0.02)	$(957.89)	$(0.02)	$(959.99)

See accompanying notes to financial statements.

Patient Access Solutions, Inc.

Statement of Cash Flows

	For the Six Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(934,965)	$(191,577)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	37,424	—
Capital contribution of services	13,644	—
Changes in operating assets and liabilities		—
Increase in accounts receivable	10,284	300
Increase in prepaid rent	(12,083)	—
Increase in accounts payable and accrued expenses	97,022	(51,372)
Increase is payroll taxes payable	(1,911)	—

CASH FLOWS USED IN OPERATING ACTIVITIES	(790,585)	(242,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investment in leases	(811,700)	—
Increase in obligation under capital leases	750,086	—
Due from related part	(6,778)	1,500
Purchase of fixed assets	(190,561)	3,445

	(258,953)	1,500
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	—	8,029
Proceeds from convertible notes	395,000	—
Proceed from notes payable	97,838	233,120
Sale of common stock	700,000	—

CASH FLOWS FROM FINANCING ACTIVITIES	1,192,838	241,149

NET DECREASE IN CASH AND CASH EQUIVALENTS	143,300	—
CASH AND CASH EQUIVALENTS, Beginning	—	—

CASH AND CASH EQUIVALENTS, Ending	$143,300	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$—	$—

Income taxes	$—	$—

Conversion of convertible loans to common stock	$200,000	$—

See accompanying notes to financial statements.

PATIENT ACCESS SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2008

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Patient Access Solutions Inc. was incorporated on April 3, 2006. Recognizing that healthcare is the largest industry in the world and that it offers many opportunities to capture data and complete transactions electronically, the Company began to apply its technology knowledge in this marketplace. Patient Access Solutions, Inc., as a technology solutions provider is focused on quality and service within the healthcare community, with an overall focus of using innovative and secure technology to facilitate their client’s needs. Patient Access Solutions and PASHealth.com are hereafter referred to as (the “Company”).

On March 31, 2008, Patient Access Solutions Inc., a New York corporation, Blue Mountain Resources Inc., a Nevada corporation (the “Company”), and Blue Mountain Acquisition Subsidiary Corp., a Florida corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby Patient Access Solutions Inc., was merged into the Company (the “Merger Agreement”). Pursuant to the terms and conditions of the Merger Agreement, the shareholders of Patient Access Solutions Inc. received an aggregate of 2,900,000 shares of Company Common Stock. The existing shares holders of Blue Mountain Resources Inc, maintained their 2,900,000 shares of common stock.

On June 2, 2008, we changed our name from Blue Mountain Resources, Inc and enacted a forward stock split of 7.25-1, payable upon surrender of our shareholders stock certificates. Our authorized stock is as follows: The total number of capital stock which may be issued by the Corporation is Two Hundred and Sixty Million (260,000,000) Shares, of which Two Hundred and Fifty Million (250,000,000) shares are common stock with a par value of one tenth of one cent ($0.001) per share, and Ten Million (10,000,000) shares are Preferred Shares, with no par value per share the rights and preferences of which may be determined by the Board of Directors. Said shares may be issued by the Corporation from time to time for such consideration as may be fixed by the Board of Directors.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company for the three and six months ended April 30, 2008 and 2007. There are no subsidiaries of the “Company”

REVENUE RECOGNITION

The Company recognizes revenue when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables . Revenue is recognized when persuasive evidence of an arrangement exists, product delivery and installation and configuration has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The Company’s revenue arrangements, with multiple elements (if any) are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

The Company follows SFAS No. 13, Accounting For Leases, for its sales-type lease agreements. Under the Company’s sales-type leases, customers purchase terminals from the “ Company”. The purchase price of the terminal includes all installation and programming. . In accordance with SFAS No. 13, the minimum lease payment, less the unearned interest income, which is computed at the interest rate implicit in the lease agreement, is recorded as the net investment in sales-type leases. The Company recognizes equipment revenue under sales-type lease agreements either at installation in accordance with the agreed upon contract terms. .

In addition, the Company reviews and assesses the net realizability of its investment in sales-type leases at each reporting period. This review includes determining, on a customer specific basis the future realizability of the collection of the lease payments.

As of April 30, 2008, the Company does not consider any sales-type lease agreement, an impaired asset.

Under the Lease agreement at the end of the lease period the customer has to either renew the lease or return the equipment to the “ Company” . The terminals that were leased will be refurbished and reprogrammed and can then be further leased and or sold to other customers of the “ Company” .

Revenue types:

1.	Leases the terminals to its customers through a third party leasing company. The leasing company is then invoiced for the Gross amount of the lease payments, less the leasing company’s fees for advance funding of the lease. The “Company’s” agreement with the leasing company(s) provides no recourse if the lessee defaults on the lease for any reason. Revenue is recognized when the equipment is installed. At year end an accrual will be made for any installed equipment at customer’s premises for which payment has not been received.

2.	The Company rents terminals to its customers. The “Rental Agreement” is generally for an average of forty months.

3.	The Company also bills it’s leasing and rental customers for various transaction fees for certain types of transaction processed though terminals. These transactions fees.

4.	The Company also offers a web based portal solution. The Company receives payments for all web based portal services through as 36-48 month Subscription agreements and additional residual transaction revenue generated through the system from the healthcare providers for these transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At April 30, 2008 and 2007, cash and cash equivalents included cash on hand and cash in the bank.

ACCOUNTS RECEIVABLE

The Company is required to estimate the collect ability of its accounts receivable as noted on the Balance Sheet and under the guidelines of FASB 13. The Company’s reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.

CONCENTRATION OF CREDIT RISK

Of the approximately $51,380 of Accounts Receivable at April 30, 2008 about $20,860 is due from one customer Continuum Health Partners. Thus approximately 40% is due from one customer. The “Company” has not had any collection problem from Continuum. It collected rental income and transaction fees 90 days after billing throughout 2007. Management believes that will continue to adhere to payment on or about 90 days after billing.

USE OF ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

The Company’s inventories consist of both new and refurbished point of service terminals. Inventories are stated at lower of cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and six months ended April 30, 2008 and 2007 were $900, $900, $0 and $0, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

BUSINESS SEGMENTS

The Company operates in the Technology Sector in the Healthcare Information Services Industry.

Recent Accounting Pronouncements

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 141(R) will have on its results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its results of operations and financial condition.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable at April 30, 2008 consisted of the following:

Accounts receivable	$53,380
Less allowance for doubtful accounts	(2,000)

Accounts receivable, net	$51,380

NOTE 4. PROPERTY AND EQUIPMENT

At April 30, 2008 property and equipment consisted of the following:

Computer equipment	$139,940
Rental Terminals	217,520
Furniture/Fixtures	25,874
Less accumulated depreciation	(72,910)

$310,424

Depreciation expense for the three and six months ended April 30, 2008 and 2007 were $28,550, $37,424, $0 and $0 respectively.

NOTE 5 INVESTMENTS IN SALES TYPES LEASES

The Company leases equipment to customers under sales-type leases. The components of the Company’s net investment in sales-type leases are as follows at April 30, 2008 is as follows:

Total minimum lease payments receivable	$905,222
Less:
Unearned interest income	93,522
Allowance for lease payments

Net investment in sales-type leases	811,700
Less — current portion	162,396

$649,304

Future minimum lease payments due under non-cancelable leases as of April 30, 2008 are as follows:

2008	$269,768
2009	251,838
2010	251,838
2011	131,778
2012	—
$905,222

NOTE 6. . PAYROLL TAX ES PAYABLE

As of April 30, 2008 the Company has an unpaid tax liability for payroll taxes of $58,932.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease agreements

The Company sub-leased a facility, on an annual basis, under a lease which expired December 2007. Rent expense for the three and six months ended April 30, 2008 was $15,125 and $27,208, respectively. The Company has moved to a newer, larger facility and sub-leases its facility, on an annual basis, under a lease expiring December 2012. The rental expense for 2008 will be $72,516.

NOTE 8. Convertible Notes Payable

In March 2008 the Company sold a total of $395,000 of convertibles notes payable. The notes are due one year from the date of issuance and accrue interest at a rate of 10% per annum. The notes are convertible in common stock at a price of $.50 per share and include one warrant to purchase common stock at a price of $1.00 per share for three years. As of April 30, 2008 $200,000 of convertible notes payable had been converted into 400,000 shares of common stock.

NOTE 9. Notes Payable

From February 2007 through April 20, 2008, the Company received gross proceeds of $553,000 in connection with a financing provided by an unrelated party. In connection with the financing, we issued secured promissory notes in the original principal amount of $553,000 (the ‘‘Note’’). The Note bears interest at the rate of 12% per year, payable monthly in arrears and was to become due and payable on February 15, 2008. The Company signed an extension agreement with the note holder extending the due date to April 15, 2008. As part of the extension agreement the Company granted shares equal to 2% of the common stock issued and outstanding at the time.

NOTE 9. EQUITY TRANSACTIONS

COMMON STOCK AND WARRANTS

On March 31, 2008, Patient Access Solutions Inc., a New York corporation, Blue Mountain Resources Inc., a Nevada corporation (the “Company”), and Blue Mountain Acquisition Subsidiary Corp., a Florida corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby Patient Access Solutions Inc., was merged into the Company (the “Merger Agreement”). Pursuant to the terms and conditions of the Merger Agreement, the shareholders of Patient Access Solutions Inc. received an aggregate of 2,900,000 shares of Company Common Stock. The existing shares holders of Blue Mountain Resources Inc, maintained there 2,900,000 shares of common stock.

On June 2, 2008, we changed our name from Blue Mountain Resources, Inc and enacted a forward stock split of 7.25-1, payable upon surrender of our shareholders stock certificates. Our authorized stock is as follows: The total number of capital stock which may be issued by the Corporation is Two Hundred and Sixty Million (260,000,000) Shares, of which Two Hundred and Fifty Million (250,000,000) shares are common stock with a par value of one tenth of one cent ($0.001) per share, and Ten Million (10,000,000) shares are Preferred Shares, with no par value per share the rights and preferences of which may be determined by the Board of Directors. Said shares may be issued by the Corporation from time to time for such consideration as may be fixed by the Board of Directors. All amounts have been adjusted to reflect the forward split.

SALE OF COMMON STOCK

During the six months ended April 30, 2008 the Company sold a total of 1,400,000 units of it private placement. Each unit includes one share common stock at a price of $.50 and a $1.00 warrant which expires 3 years from the date of issuance. As of April 30, 2008 the Company has received proceeds of $700,000.

CONVERTIBLE NOTES PAYABLE

In March 2008 the Company sold a total of $395,000 of convertibles notes payable. The notes are due one year from the date of issuance and accrue interest at a rate of 10% per annum. The notes are convertible in common stock at a price of $.50 per share and include one warrant to purchase common stock at a price of $1.00 per share for three years. As of April 30, 2008 $200,000 of convertible notes payable had been converted into 400,000 shares of common stock.

CAPITAL CONTRIBUTIONS

During the six months ended April 30, 2008 a related party contributed services of $13,644.

NOTE 10. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net, loss of $934,965 for the six months ended April 30, 2008, a working capital, deficiency of $879,983, a stockholders’ deficiency of $371,539. These factors raise substantial doubt about the Company’s ability to continue as a going, concern.

While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, generate revenue, and secure additional financing. The Company believes it is taking actions to further implement its business plan and generate revenue, including additional financing which the Company is currently pursuing, but the Company will not be able to continue as a going concern in the absence of obtaining sufficient funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11. SUBSEQUENT EVENT

Between May 1, 2008 and June 20, 2008 the Company sold an additional 2,464,000 units of its private placement for proceeds of $1,232,000. In May 2008 $170.00 of convertible notes were converted to common stock.

ITEM 2 – MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, technological developments, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated condensed financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in its 2007 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

GENERAL OVERVIEW

We were incorporated on March 17, 2006 under the laws of the state of Nevada. Our initial business was to conduct mineral exploration activities on the Silver Vista property in order to assess whether it possesses economic reserves of copper and silver. Subsequently, we did not identify any economic mineralization on the property and the business was abandoned.

On March 31, 2008, Patient Access Solutions Inc., a New York corporation, Blue Mountain Resources Inc., a Nevada corporation (the “Company”), and Blue Mountain Acquisition Subsidiary Corp., a Florida corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby Patient Access Solutions Inc., was merged into the Company (the “Merger Agreement”). Pursuant to the terms and conditions of the Merger Agreement, the shareholders of Patient Access Solutions Inc. received an aggregate of 2,900,000 shares of Company Common Stock.

Patient Access Solutions Inc. has developed and markets the PASHealth Web Portal System. The PASHealth Web Portal System offers electronic medical eligibility, electronic referrals, and service authorizations, electronic claims processing, drug formularies, electronic prescriptions, electronic medical records and patient data, automating the labor intensive and expensive manual process currently used by many facilities and healthcare providers. D-PAS utilizes digital pen & paper, to capture handwritten information from the doctor or office personnel, transfer it into a digital form into the PAS web portal and utilize the data to initiate workflows in a secure environment. A patients’ medical history and patient records are used to initiate necessary workflows within the web portal, securely and much more efficiently, empowering the healthcare business process. In addition, the Web Portal System offers a complete suite of self pay receivable management solutions for the healthcare facilities.

On June 2, 2008, we changed our name from Blue Mountain Resources, Inc and enacted a forward stock split of 7.25-1, payable upon surrender of our shareholders stock certificates. Our authorized stock is as follows: The total number of capital stock which may be issued by the Corporation is Two Hundred and Sixty Million (260,000,000) Shares, of which Two Hundred and Fifty Million (250,000,000) shares are common stock with a par value of one tenth of one cent ($0.001) per share, and Ten Million (10,000,000) shares are Preferred Shares, with a par value of one tenth of one cent ($0.001) per share the rights and preferences of which may be determined by the Board of Directors. Said shares may be issued by the Corporation from time to time for such consideration as may be fixed by the Board of Directors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Results of Operations – Three and Six Months Ended April 30, 2008 as Compared to Three and Six Months Ended April 30, 2007

Revenue

Sales for the three and six months ended April 30, 2008 were $87,501 and $172,836 compared to $50,640 and $98,824 for the three and six months ended April 30, 2007. The increase in sales was a result of the Companies increased sales and marketing efforts.

Operation Expenses

Operating expenses for the three and six months ended April 30, 2008 were $894,304 and $1,047,407 compared to $172,795 and $219,910 for the three and six months ended April 30, 2007. The increase in expenses for the three and six months ended April 30, 2008 was a result of increased consulting and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a net, loss of $934,965 for the six months ended April 30, 2008, a working capital, deficiency of $879,983, a stockholders’ deficiency of $371,539. These factors raise substantial doubt about the Company’s ability to continue as a going, concern.

To date, we have financed our operations through the combination of our operating revenues, equity and debt financing (in connection with which we have at times incurred significant costs), short-term bank loans, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the past, we issued shares of our common stock and warrants in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services and public relations services). We recognized these services on our books as operating or deferred expenses and amortized over their estimated useful life. The number of shares we issued for these purposes were determined as of the dates of invoices relating to such services, and the shares were valued at their market prices on those respective dates. In addition, as required by PRC laws, we establish yearly reserves shown in the shareholders’ equity section of our balance sheet. Those reserves, which are created by a transfer from the retained earnings account, limit our capacity to pay dividends to shareholders until the retained earnings become positive. As we are in an expansion phase, we do not intend to pay dividends to shareholders in the foreseeable future. To date, we have not paid any dividends.

In order to ensure sufficient funds to meet our future needs for capital, management believes that, from time to time, we will continue to evaluate opportunities to raise financing through some combination of commercial bank borrowings, the private or public sale of equity, or issuance of debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4 – CONTROL AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management, including our Chief Executive Officer and Chief Financial Officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our Management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of April 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended April 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A – Risk Factors

We have updated the risk factors previously disclosed in Annual Report on Form 10–KSB for the year ended October 31, 2007, which was filed with the Securities and Exchange Commission on January 25 2008 (the “Fiscal 2007 10–KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10–KSB except as disclosed below.

WE WILL NEED TO RAISE ADDITIONAL FUNDS THROUGH THE PUBLIC MARKET, PRIVATE DEBT OR PRIVATE SALES OF EQUITY TO ACHIEVE OUR CURRENT BUSINESS STRATEGY OF COMPLETING AND PROFITING FROM OUR SUITE OF TECHNOLOGY PRODUCTS. OUR NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE WILL LIKELY INVOLVE THE ISSUANCE OF ADDITIONAL SHARES OF STOCK, WHICH COULD DILUTE THE VALUE OF YOUR INVESTMENT. THERE IS NO ASSURANCE, HOWEVER, THAT WE WILL BE ABLE TO RAISE ADDITIONAL MONIES IN THE FUTURE.

We will require additional financing to sustain our operations, without which we may not be able to continue operations. Our inability to raise additional working capital or to raise the required financing in a timely manner would negatively impact our ability to fund our operations, our ability to generate revenues and to otherwise execute our business plan. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements. This can lead to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common stock could be adversely affected, and you could lose your entire investment.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•	Actual or anticipated fluctuations in our future business and operating results;

•	Changes in or failure to meet market expectations;

•	Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

POSSIBLE “PENNY STOCK” REGULATION

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to prepare assessments regarding internal controls over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended April 30, 2008, except the company issued 1,400,000 common shares for $700,000 in a private placement. We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c). Also, was a Form D filed and blue sky filings made (if a private placement)

ITEM 3 – DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report, except as follows:

On June 2, 2008, we changed our name from Blue Mountain Resources, Inc and enacted a forward stock split of 7.25-1, payable upon surrender of our shareholders stock certificates. Our authorized stock is as follows: The total number of capital stock which may be issued by the Corporation is Two Hundred and Sixty Million (260,000,000) Shares, of which Two Hundred and Fifty Million (250,000,000) shares are common stock with a par value of one tenth of one cent ($0.001) per share, and Ten Million (10,000,000) shares are Preferred Shares, with a par value of one tenth of one cent ($0.001) per share the rights and preferences of which may be determined by the Board of Directors. Said shares may be issued by the Corporation from time to time for such consideration as may be fixed by the Board of Directors.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Hauppauge, NY .

Dated: June 20, 2008

PATIENT ACCESS SOLUTIONS, INC.

By:	/s/ Bruce Weitzberg
Name:	Bruce Weitzberg
Title:	Chief Executive Officer

/s/ Bernard Barton
Bernard Barton
Principal Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.