Form 10-Q
period 2008-07-31
Patient Access Solutions, Inc.
filed 2008-09-22
CIK 1393570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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

Registrant’s telephone number, including area code: (631) 233-3707

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common stock, $0.001 par value	53,605,800

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ended October 30, 2008.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Patient Access Solutions, Inc

Balance Sheets

	July 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	$80,844	$943
Accounts receivable, net	56,260	44,185
Prepaid rent	12,083	12,083
Due from related party	14,078	—
Inventory	41,013	19,250
Current portion of investment in sales type leases	170,912	216,503
Other current assets	1,055	1,000

Total currents assets	376,245	293,964

Property and equipment, net	291,627	303,966

Long term portion of investment in sales type leases	887,044	505,173

TOTAL ASSETS	$1,554,916	$1,103,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$68,113	$125,136
Payroll taxes payable	107,483	76,599
Current portion of obligation under capital leases	371,982	216,335
Note payable	374,064	553,000

Total current liabilities	921,642	971,070

Long term portion of obligation under capital leases	689,025	505,391

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock no par value 10,000,000 shares authorized 0 shares issued and outstanding, respectively	—	—
Common stock $.001 par value 250,000,000 shares authorized 53,605,800 and 200 shares issued and outstanding, respectively	53,606	—
Additional paid-in capital	6,267,749	377,407
Deferred compensation	(1,796,510)	—
Accumulated deficit	(4,580,596)	(750,765)

TOTAL STOCKHOLDERS’ DEFICIT	(55,751)	(373,358)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,554,916	$1,103,103

See accompanying notes to financial statements.

Patient Access Solutions, Inc

Statements of Operations

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
Revenues:
Sales of equipment	$82,924	$68,602	$254,572	$167,426
Credit card processing revenue	17,126	—	34,672	—

Total revenues	100,050	68,602	289,244	167,426

Cost of goods sold	57,275	5,673	66,806	62,988

Gross Profit	42,775	62,929	222,438	104,438

Operating expenses:
General and administrative expenses	2,901,085	238,019	3,973,328	457,929
Depreciation	18,797	—	56,221	—

Total operating expenses	2,919,882	238,019	4,029,549	457,929

Net loss from operations	(2,877,107)	(175,090)	(3,807,111)	(353,491)

Other expenses:
Financing costs	277,250		277,250
Interest expense	44,598	6,754	55,819	9,004

Total other expenses	44,598	6,754	55,819	9,004

Net loss before income taxes	(2,921,705)	(181,844)	(3,862,930)	(362,495)

Income taxes	—	—	—	—

NET LOSS	$(2,921,705)	$(181,844)	$(3,862,930)	$(362,495)

Weighted average number of common shares outstanding basic and fully diluted	49,927,176	200	17,008,357	200

Basic and fully diluted net loss per share	$(0.06)	$(909.22)	$(0.23)	$(1,812.48)

See accompanying notes to financial statements.

Patient Access Solutions, Inc.

Statement of Cash Flows

	For the Nine Months Ended July 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,862,930)	$(362,495)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	56,221	17,743
Capital contribution of services	13,644	—
Common stock issued for services	1,699,538	—
Changes in operating assets and liabilities
Increase in accounts receivable	(12,075)	(61,664)
Increase in inventory	(21,763)	(19,250)
Decrease in other current assets	55	—
Increase (decrease) in accounts payable and accrued expenses	(37,678)	63,824
Increase is payroll taxes payable	30,884	—

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,134,104)	(361,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investment in leases	(336,280)	—
Increase in obligation under capital leases	339,281	—
Due from related party	(14,078)	42,800
Purchase of fixed assets	(43,882)	(135,256)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(54,959)	42,800

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(178,936)	—
Proceeds from convertible notes	395,000	324,545
Sale of common stock	2,052,900	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,268,964	324,545

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,901	5,503

CASH AND CASH EQUIVALENTS, Beginning	943	—

CASH AND CASH EQUIVALENTS, Ending	$80,844	$5,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$—	$—

Income taxes	$—	$—

Conversion of convertible loans to common stock	$395,000	$—

See accompanying notes to financial statements.

PATIENT ACCESS SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2008

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

On March 31, 2008, Patient Access Solutions Inc., a New York corporation, Blue Mountain Resources Inc., a Nevada corporation (the “Company”), and Blue Mountain Acquisition Subsidiary Corp., a Florida corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby Patient Access Solutions Inc., was merged into the Company (the “Merger Agreement”). Pursuant to the terms and conditions of the Merger Agreement, the shareholders of Patient Access Solutions Inc. received an aggregate of 2,900,000 shares of Company common stock. The existing shareholders of Blue Mountain Resources Inc, maintained their 2,900,000 shares of common stock.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company for the three and nine months ended July 31, 2008 and 2007. There are no subsidiaries of the “Company”

REVENUE RECOGNITION

The Company recognizes revenue when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery and installation and configuration has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The Company’s revenue arrangements, with multiple elements (if any) are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

The Company follows SFAS No. 13, Accounting For Leases, for its sales-type lease agreements. Under the Company’s sales-type leases, customers purchase terminals from the “Company”. The purchase price of the terminal includes all installation and programming. . In accordance with SFAS No. 13, the minimum lease payment, less the unearned interest income, which is computed at the interest rate implicit in the lease agreement, is recorded as the net investment in sales-type leases. The Company recognizes equipment revenue under sales-type lease agreements either at installation in accordance with the agreed upon contract terms. .

In addition, the Company reviews and assesses the net reliability of its investment in sales-type leases at each reporting period. This review includes determining, on a customer specific basis the future reliability of the collection of the lease payments.

As of July 31, 2008, the Company does not consider any sales-type lease agreement, an impaired asset.

Under the Lease agreement at the end of the lease period the customer has to either renew the lease or return the equipment to the “Company”. The terminals that were leased will be refurbished and reprogrammed and can then be further leased and or sold to other customers of the “Company”.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At July 31, 2008 and 2007, cash and cash equivalents included cash on hand and cash in the bank.

ACCOUNTS RECEIVABLE

The Company is required to estimate the collectability of its accounts receivable as noted on the balance sheet and under the guidelines of FASB 13. The Company’s reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.

CONCENTRATION OF CREDIT RISK

Of the approximately $56,260 of Accounts Receivable at July 31, 2008 about $23,438 is due from one customer Continuum Health Partners. Thus approximately 42% is due from one customer. The Company has not had any collection problem from Continuum. It collected rental income and transaction fees 90 days after billing throughout for the first 6 months of 2008. Management believes that will continue to adhere to payment on or about 90 days after billing.

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

NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings per Share”, basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of July 31, 2008 and 2007, there were no potential dilutive instruments that could result in share dilution.

INVENTORIES

The Company’s inventories consist of finished goods which include digital pens and both new and refurbished point of service terminals. Inventories are stated at lower of cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and nine months ended July 31, 2008 and 2007 were $13,688, $14,588, $0 and $0, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

BUSINESS SEGMENTS

The Company operates in the Technology Sector in the Healthcare Information Services Industry.

RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable at July 31, 2008 consisted of the following:

Accounts receivable	$58,260
Less allowance for doubtful accounts	(2,000)

Accounts receivable, net	$56,260

NOTE 4. PROPERTY AND EQUIPMENT

At July 31, 2008 property and equipment consisted of the following:

Computer equipment	$139,940
Rental Terminals	217,520
Furniture/Fixtures	25,874
Less accumulated depreciation	(91,707)

$291,627

Depreciation expense for the three and nine months ended July 31, 2008 and 2007 were $18,797, $56,221, $0 and $0 respectively.

NOTE 5. INVESTMENTS IN SALES TYPES LEASES

The Company leases equipment to customers under sales-type leases. The components of the Company’s net investment in sales-type leases are as follows at July 31, 2008 is as follows:

Total minimum lease payments receivable	$1,057,956
Less:
Unearned interest income	93,522
Allowance for lease payments
Net investment in sales-type leases	964,434
Less — current portion	170,912

$793,522

Future minimum lease payments due under non-cancelable leases as of July 31, 2008 are as follows:

2008	$142,426
2009	341,823
2010	341,823
2011	231,884
2012	—

$1,057,956

NOTE 6. PAYROLL TAXES PAYABLE

As of July 31, 2008 the Company has an unpaid tax liability for payroll taxes of $107,483

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease agreements

The Company sub-leased a facility, on an annual basis, under a lease which expired December 2007. Rent expense for the three and nine months ended July 31, 2008 was $15,125 and $27,208, respectively. The Company has moved to a newer, larger facility and sub-leases its facility, on an annual basis, under a lease expiring December 2012. The rental expense for 2008 will be $72,516.

NOTE 8. CONVERTIBLE NOTES PAYABLE

In March 2008 the Company issued a total of $395,000 of convertibles notes payable. The notes are due one year from the date of issuance and accrue interest at a rate of 10% per annum. The notes are convertible in common stock at a price of $.50 per share and include one warrant to purchase common stock at a price of $1.00 per share for three years. As of July 31, 2008 $370,000 of convertible notes payable had been converted into 740,000 shares of common stock.

NOTE 9. NOTES PAYABLE

From February 2007 through April 20, 2008, the Company received gross proceeds of $553,000 in connection with a financing provided by an unrelated party. In connection with the financing, we issued secured promissory notes in the original principal amount of $553,000 (the “Note”). The Note bears interest at the rate of 12% per year, payable monthly in arrears and was to become due and payable on February 15, 2008. The Company signed an extension agreement with the note holder extending the due date to April 15, 2008. As part of the extension agreement the Company granted shares equal to 2% of the common stock issued and outstanding at the time. As of July 31, 2008, the Company repaid principle of $229,000 leaving a balance payable of approximately $324,000.

NOTE 10. EQUITY TRANSACTIONS

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

SALE OF COMMON STOCK

During the nine months ended July 31, 2008 the Company sold a total of 4,105,800 units of it private placement. Each unit includes one share common stock at a price of $.50 and a $1.00 warrant which expires 3 years from the date of issuance. As of July 31, 2008 the Company has received proceeds of $2,052,900.

CONVERTIBLE NOTES PAYABLE

In March 2008 the Company sold a total of $395,000 of convertibles notes payable. The notes are due one year from the date of issuance and accrue interest at a rate of 10% per annum. The notes are convertible in common stock at a price of $.50 per share and include one warrant to purchase common stock at a price of $1.00 per share for three years. As of July 31, 2008 $370,000 of convertible notes payable had been converted into 740,000 shares of common stock.

CAPITAL CONTRIBUTIONS

During the nine months ended July 31, 2008 a related party contributed services of $13,644.

COMMON STOCK FOR SERVICES

During the three months ended July 31, 2008 the Company issued a total of 2,225,000 shares of common stock valued at $1,134,750 for consulting services.

During the three months ended July 31, 2008 the Company issued a total of 250,000 shares of common stock valued at $127,250 for legal services.

In January 2008 the Company entered into a 36 month agreement with a consultant for investor relations services. As consideration the Company agreed to issue the consultant 2,220,000 shares of common stock valued at $1,122,000, As of July 31, 2008 the Company has recorded an expense of $184,698 and deferred compensation of $765,177.

In January 2008 the Company entered into a 36 month agreement with a consultant to supply technology. As consideration the Company agreed to issue the consultant 2,200,000 shares of common stock valued at $1,122,0000, As of July 31, 2008 the Company has recorded an expense of $184,698 and deferred compensation of $765,177.

In April 2008 the Company entered into a 6 month agreement with a consultant for investor relation services. As consideration the Company agreed to issue the consultant 500,000 shares of common stock valued at $255,000, As of July 31, 2008 the Company has recorded an expense of $127,500 and deferred compensation of $127,500.

COMMON STOCK FOR MD WORKS

During the three months ended July 31, 2008 the Company issued 225,000 shares of common stock valued at $114,525 for loan costs.

During the three months ended July 31, 2008 the Company issued 250,000 shares of common stock valued at $162,500 for loan costs.

NOTE 11. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $3,862,930 for the nine months ended July 31, 2008, a working capital, deficiency of $545,397, and a stockholders’ deficiency of $55,751. These factors raise substantial doubt about the Company’s ability to continue as a going, concern.

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

NOTE 12. SUBSEQUENT EVENT

Between July 31 and September 1, 2008 . the Company received gross proceeds of $250,000 (net proceeds of $228,736, after expenses) in connection with a financing provided by an unrelated party. These notes bear interest at 15% per annum and are payable in twelve months.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10–Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, technological developments, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated condensed financial statements included herein. Further, this quarterly report on Form 10–Q should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in its 2007 Annual Report on Form 10–KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

Results of Operations—Three and nine months Ended July 31, 2008 as Compared to Three and nine months Ended July 31, 2007

Revenue

Revenues for the three and nine months ended July 31, 2008 were $100,050 and $289,244 respectively compared to $68,602 and $167,426 for the Three and nine months ended July 31, 2007 respectively. The increase in sales was a result of the Companies increased sales and marketing efforts and revenues derived from credit card processing.

Operation Expenses

Operating expenses for the three and nine months ended July 31, 2008 were $2,901,085 and $3,973,328 respectively compared to $238,019 and $457,929 for the three and nine months ended July 31, 2007 respectively. The increase in expenses for the three and nine months ended July 31, 2008 was a result of the Company issuing a total of 2,225,000 shares of common stock valued at $1,758,896 for consulting and legal services.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company has a net loss of $3,862,930 for the nine months ended July 31, 2008, a working capital, deficiency of $545,397, and a stockholders’ deficiency of $55,751.

To date, we have financed our operations through the combination of our operating revenues, equity and debt financing (in connection with which we have at times incurred significant costs), short-term bank loans, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the past, we issued shares of our common stock in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services and public relations services). We recognized these services on our books as operating or deferred expenses and amortized over their estimated useful life.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.	CONTROL AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management, including our Chief Executive Officer and Chief Financial Officer, has chosen the COSO framework on which to base its assessment. Based on this evaluation, our Management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of July 31, 2008.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended July 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

ITEM 1A—Risk Factors

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended July 31, 2008 the Company sold a total of 4,105,800 units of it private placement. Each unit includes one share common stock at a price of $.50 and a $1.00 warrant which expires 3 years from the date of issuance. As of July 31, 2008 the Company has received proceeds of $2,052,900. Between July 31 and September 1, 2008, the Company received gross proceeds of $250,000 (net proceeds of $228,736, after expenses) in connection with a financing provided by an unrelated party. These notes bear interest at 15% per annum and are payable in twelve months. We have sold or issued the securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).  Also, was a Form D filed and blue sky filings made (if a private placement)

ITEM 3—DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

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

Dated: September 22, 2008

PATIENT ACCESS SOLUTIONS, INC.

By:	/s/ Bruce Weitzberg
Name:	Bruce Weitzberg
Title:	Chief Executive Officer

/s/ Louis V. Perrotta
Louis V. Perrotta
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