Form 10-K
period 2008-10-31
Patient Access Solutions, Inc.
filed 2009-03-18
CIK 1393570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File No. 333-143694

PATIENT ACCESS SOLUTIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0550407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Marcus Blvd.

Hauppauge, NY 11788

(Address of Principal Executive Offices)

Copies of communications to:

Bruce Weitzberg

245 Marcus Blvd.

Hauppauge, NY 11788

Registrant’s Telephone Number, including area code: (866)-280-1156

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001 per Share

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.005 the price of the last private placement of common equity: $258,479.

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

61,655,800 issued and outstanding as of March 18 , 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PATIENT ACCESS SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008

SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302 (A)  OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

i

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Patient Access Solutions, Inc. or on Patient Access Solutions, Inc’s behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Patient Access Solutions, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Patient Access Solutions, Inc.’s business and financial performance. Moreover, Patient Access Solutions, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Patient Access Solutions, Inc’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Patient Access Solutions, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1.	BUSINESS

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

Patient Access Solutions Inc. has developed and markets the PASHealth Web Portal System and POS terminal solution. The PASHealth Web Portal System and POS terminal solution offer electronic medical eligibility, electronic referrals, and service authorizations, electronic claims processing. With the introduction of the D-PAS solution, PASHealth also offers electronic medical records and patient data, automating the labor intensive and expensive manual process currently used by many facilities and healthcare providers. D-PAS utilizes digital pen & paper, to capture handwritten information from the doctor or office personnel, transfer it into a digital form into the PAS web portal and utilize the data to initiate workflows in a secure environment. A patients’ medical history and patient records are used to initiate necessary workflows within the web portal, securely and much more efficiently, empowering the healthcare business process. In addition, the Web Portal System and POS terminal solution offers a complete suite of self pay receivable management solutions for the healthcare facilities.

On June 2, 2008, we changed our name from Blue Mountain Resources, Inc and enacted a forward stock split of 7.25-1, payable upon surrender of our shareholders stock certificates. Our authorized stock is as follows: The total number of capital stock which may be issued by the Corporation is Two Hundred and Sixty Million (260,000,000) Shares, of which Two Hundred and Fifty Million (250,000,000) shares are common stock with a par value of one tenth of one cent ($0.0001) per share, and Ten Million (10,000,000) shares are Preferred Shares, with a par value of one tenth of one cent ($0.0001) per share the rights and preferences of which may be determined by the Board of Directors. Said shares may be issued by the Corporation from time to time for such consideration as may be fixed by the Board of Directors.

Description of Business

Patient Access Solutions Inc. (PAS) aspires to fundamentally redefine and transform how information is used to make decisions in the healthcare industry. Recognizing that healthcare is the largest industry in the world and that it offers many opportunities to capture data and complete transactions electronically, the Company began to apply its technology knowledge in this marketplace. Patient Access Solutions, Inc., as a technology solutions provider is focused on quality and service within the healthcare community, with an overall focus of using innovative and secure technology to facilitate their client’s needs.

Having invested seventeen years into the industry, the principals of PASHealth developed a single sign-on, web-based, ASP platform which offered electronic medical verification and claims processing system. In 2008 PASHealth incorporated adding a digital data capture process (D-PAS) into the PASHealth Web Portal System. With this enhancement, PASHealth is able to offer today, one of the most powerful patient verification/medical eligibility, patient data capture, medical record and billing systems available anywhere.

The Company’s vision for the the PAS Web Portal System offers four (4) areas of administrative effectiveness into healthcare data: the Patient Access Data Center, which includes: Patient Eligibility, both batch and real-time, the Claims Analyzer which includes: Claims Processing, Claim Inquiry, Electronic Referrals and Electronic Remittance Advice, the D-PAS EMR Module which allows providers to keep records on a secure ASP, utilizing digital pen & paper technology, and the Payment Module, which allows for the processing of credit, debit, check and healthcare savings accounts. The data is stored in a powerful HIPAA compliant data warehouse, which contains all of the information generated from the underlying business applications. A fundamental principle of the PAS Web Portal System is represented as a system that enables all users to view data directly, rather than in selected, incomplete and often unreliable extracts of data. Traditional systems infrastructures cannot provide this singular window on the truth.

Additionally, Patient Access Solutions also offers healthcare providers and facilities the opportunity to verify patient benefits and collect copayments at the point of service…the front desk. PASHealth offers this solution, not only through the PAS Web Portal System, but also through the PASHealth, Point of Service terminal solution.

Industry Background and Competition

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

Having invested seventeen years into the industry, the principals of PASHealth developed a single sign-on, web-based, ASP platform which offered electronic medical verification and claims processing system. In the latter part of 2007 PASHealth added a digital data capture process (D-PAS) into the PASHealth Web Portal System. With this enhancement, PASHealth is able to offer today, one of the most powerful patient verification/medical eligibility, patient data capture, medical record and billing systems available anywhere.

Business Model

The PAS Web Portal System includes:

Patient Access Data Center

•

Real-time & Batch medical eligibility/benefit verification-a real time and batch procedure that determines a patient’s health insurance coverage in seconds. Access to over 450 of the nation’s payers and plans. (payer list Appendix A)

D-PAS-Digital Pen & Paper

•

D-PAS utilizes digital pen & paper, to capture handwritten information, transfer it into a digital form and utilize the data to initiate workflows in a secure environment. Patients medical history and patient records are securely used to initiate necessary workflows.

Claims Analyzer

•	Claims Processing -pertains to the creation and submission of claims;

•	Electronic referrals-the Referral program allows for a Primary Care Physician to submit to a Secondary Physician referrals to the patient’s insurance carrier of managed care plans

•	Claims Status-Check Pending claims submitted to insurance payers

•	Electronic Remittance Advice-allows for the electronic return of EOB’s to the provider

•	Service Authorization-Used to authorize services prior to a procedure

Payment Module

•	Credit/debit card services that provide convenient payment options for patient self-pay responsibilities

•	Healthcare Savings Accounts (HSA’s) acceptance of Healthcare Saving Account cards at the point of service

•	Check services that reduce the provider’s risk of accepting and incurring losses from returned checks

Strategic Plans and Corporate Objectives

We understand that the overriding requirements of Patient Access Solutions Inc. (P.A.S.) are for our Sales Organization to accomplish the following:

1.	Close and book an adequate level of sales to ensure that Patient Access Solutions attains its revenue and market share goals.

2.	Establish Patient Access Solutions the P.A.S. System as the total financial and healthcare processing solution for the healthcare community.

3.	Deploy a skilled sales force and build a thorough Sales Acceleration Plan (Plan) for the recruitment, deployment, and management of a superior national sales force and the implementation of a world-class revenue strategy.

A successful project will be characterized by the achievement of specific sales metrics and major milestones including the successful closing of sales over the life of the company. Target objectives (Goals) will represent a level of sales volume adequate to justify the bonus schedules initiated.

Major performance milestones will be determined. Monthly performance reviews will be held to ensure that milestones and key performance metrics are attained. P.A.S. drives performance by implementing sales processes, methods and tools that establish and manage to a set of key performance metrics. Compensation plans are established that motivate individuals to attain revenue objectives and to ensure that behavior predictive of increasing sales velocity is achieved. Examples of key metrics include the following:

•	Monthly closings

•	Customer contacts per week

•	Number of proposals delivered

•	Number of new qualified prospects

•	Size of Pipeline

•	Monthly Closings

•	Win ratio

P.A.S. will achieve revenue goals through:

1.	The development and field testing of the Patient Access Solutions sales strategy and supporting sales processes,

2.	The careful selection of industry segments, client targets and ideal partnering opportunities

3.	The implementation of a superior P.A.S. field sales execution plan,

4.	The optimal blend of marketing, public relations and sales resources.

Currently, PASHealth is interviewing and defining specific geographic areas for the execution of this national sales plan.

Need for Government Approval

We are not aware of the need to obtain governmental approval for any aspect of our operations with the possible exception of local business licenses, if applicable.

Effect of existing or probable government regulations

PATIENT ACCESS SOLUTIONS, INC. is not aware of any existing or probable government regulations that would have a material effect on our business.

Number of total employees and number of full time employees

PATIENT ACCESS SOLUTIONS, INC. currently maintains a minimum staff of 14 individuals including management.

Regulatory Mandates

PATIENT ACCESS SOLUTIONS, INC. is not aware of any existing or probable government regulations that would have a material effect on our business.

Administrative Offices

PATIENT ACCESS’s administrative office is located at 245 Marcus Blvd., Hauppauge, NY 11788

Reports to Security Holders

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. We will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov/.

ITEM 1A.	RISK FACTORS

Our common shares must be considered a speculative investment. Readers should carefully consider the risks described below before deciding whether to invest in shares of our common stock. If we do not successfully address any of the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure any investor that we will successfully address these risks.

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

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

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

The Company leases offices at 245 Marcus Blvd., Hauppauge, NY. The term of the lease is 60 months and terminates November 30th 2012 with a 60 month renewal The monthly rent is $6,041.67 per month.

ITEM 3.	LEGAL PROCEEDINGS.

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director or executive officer of the Company: (1)any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2)any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3)being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4)being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such. I am not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency. I know of no claims against the Company or any reputed claims against it at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to shareholders for the period ended October 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) since November 20, 2007. However, trades in our stock commenced through the facilities of the OTC Bulletin Board on June 6, 2008 and can be accessed on the Internet at www.otcbb.com under the symbol “PASO.OB.”

At October 31, 2008, there were 25,839,928 shares of common stock of Bond outstanding and there were approximately 84 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bond’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods Fiscal Year 2008	High	Low
Second Quarter (June 2008)	$.80	$.76
Third Quarter (July – September 2008)	$.17	$.14
Fourth Quarter (October – December 2008)	$.03	$.02

On March 18, 2009, the closing bid price of our common stock was $.005

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended October 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Empire Stock Transfer Inc. in Henderson, NV 89074

Recent sales of unregistered securities

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

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In March 2008 the Company sold a total of $395,000 of convertibles notes payable. The notes are due one year from the date of issuance and accrue interest at a rate of 10% per annum. The notes are convertible in common stock at a price of $.50 per share and include one warrant to purchase common stock at a price of $1.00 per share for three years. As of October 31, 2008 $370,000 of convertible notes payable had been converted into 740,000 shares of common stock. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

As of October 31, 2008, we received net proceeds of $999,929 from XENI FINANCIAL SERVICES, CORP. In connection with the accounts receivables financing, we and XENI FINANCIAL SERVICES, CORP. entered into Three (3) Secured Convertible Note Agreements, dated August 7, 2008, September 10, 2008 and October 10, 2008 respectively, pursuant to which we issued 2,470,000 of common shares, to XENI FINANCIAL SERVICES, Corp.’s parent company MDwerks. Inc. and a three year Warrant to purchase 500,000 shares of our common stock at a price of $.05 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 1.24%; volatility of 95% and an expected term of 1 years.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the ten months ended October 31, 2008 the Company sold a total of 3,365,800 units of it private placement. Each unit includes one share common stock at a price of $.50 and a $1.00 warrant which expires 3 years from the date of issuance. As of October 31, 2008 the Company has received proceeds of $1,687,645.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

From January, 2008 through September, 2008, the company issued shares of common stock in lieu of payment for services as follows:

In January 2008 the Company entered into a 36 month agreement with a consultant for investor relations services. As consideration the Company agreed to issue the consultant 2,220,000 shares of common stock with the fair value of $1,122,000. In January 2008 the Company entered into an agreement with a consultant to supply technology. As consideration the Company agreed to issue the consultant 2,200,000 shares of common stock with the fair value of $1,122,000. In April 2008 the Company entered an agreement with a consultant for investor relation services. As consideration the Company agreed to issue the consultant 500,000 shares of common stock with the fair value of $255,000. In June 2008 the Company issued a total of 1,425,000 shares of common stock with the fair value of $926,250 for consulting services. In June 2008 the Company issued a total of 250,000 shares of common stock with the fair value of $162,250 for legal services. In June 2008 the Company entered into an agreement with a consultant to supply technology. As consideration the Company agreed to issue the consultant 400,000 shares of common stock with the fair value of $272,000. In September 2008 the Company entered into agreements with two consultants to supply technology. As consideration the Company agreed to issue the consultants a total of 725,000 shares of common stock with the fair value of $253,750. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

From June 2008 through September, 2008, the Company issued common stock in lieu of payment of loan costs, as follows:

In June 2008 the Company issued a total of 475,000 shares of common stock with the fair value of $308,750 for loan costs. In August 2008 the Company issued a total of 25,000 shares of common stock with the fair value of $12,000 for loan costs. In September 2008 the Company issued a total of 1,550,000 shares of common stock with the fair value of $482,000 for loan costs. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In September 2008 the Company issued warrant to purchase 500,000 shares of our common stock at a price of $.05 per share. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Subsequent issuances:

In November 2008 the Company issued a total four Directors each 100.000 share of common stock. In December 2008 the Company issued 250,000 shares of common stock to a company for consulting services. In December 2008 the Company sold 1,000,000 shares of common stock for $20,000. In December 2008 the Company issued 100,000 shares of common stock to an employee. In December 2008 the Company issued each of two executive officers 750,000 shares of common stock In January 2009 the Company sold 2,000,000 shares of common stock for $20,000. In January 2009 the Company issued 1,000,000 shares of common stock to a company for consulting services. In February 2009 the Company issued a total of 500,000 warrants to purchase common stock at a price of $.015. The warrants expire 5 years from the date of issuance. In February 2009, the Company entered into a promissory note in the amount of $104,100. The note bears interest at a rate of 18% per annum and is payable in full on March 31, 2009. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10–K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers and difficulties of hiring or retaining key personnel, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein.

This discussion and analysis of financial position and results of operation is prepared as at October 31, 2008. The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

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

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 (“SFAS No. 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenues

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Our plan of operations relies heavily on the sale of the PAS suite of products. We have 5 main strategies to accomplish this:

Revenue Strategy –

The focus of the Revenue Strategy is as follows:

1.	Identify the most receptive healthcare target prospects and those communities of influence and geographies that offer the greatest concentration of healthcare target prospects. Identify the ideal customer and channel or partnering profiles. Select the best targets and determine the entry point strategy for each product offering.

2.	Develop and enhance the way Patient Access Solutions positions itself in the market. We will work with our existing marketing team, and develop and refine the optimal positioning statements, value propositions and other messaging that responds to the most important priorities of the target markets and that aligns best with Patient Access Solution’s product offerings and capabilities.

3.	Determine the most efficient and potent use of available resources for capturing the greatest possible revenue stream in the shortest period of time. Determine which of the organization’s messages will have the greatest impact when delivered into these markets. i.e.-Physician Market, Hospital Market, Pharmaceutical market.

4.	Decide on the market mechanism or that combination of Lead Generation, Sales, Business Development, Marketing, and PR that will deliver the most potent impact on revenue capture in the shortest period of time.

5.	Validate and test the pricing model to ensure that it optimizes margins and accelerates revenue capture.

P.A.S. believes in a great Revenue Strategy that will maximize revenue and share growth possibilities. Getting this part right from the start will pay enormous dividends to Patient Access Solutions over the long term. P.A.S. will review prior efforts in this area, develop positioning and value premise statements as well as review the current sales strategy. We will validate and refine these strategies and endeavor to discover new strategies, markets, methods and approaches to these markets. Finally, we will develop tactical plans to execute the strategy quickly and efficiently.

Revenue Acceleration Process –

Concurrently, P.A.S. will develop an end-to-end Revenue Acceleration Process for executing the Strategy. The central focus of this effort is as follows:

1.	Develop a repeatable Revenue Process (i.e.: residual income) that ensures a high win rate and is built around the healthcare practice culture, positioning and the competitive landscape.

2.	Custom craft a complete set of execution tools that will be used in client-facing encounters and in planning and managing pursuits.

3.	Develop a measurement and rewards system to manage, and motivate the sales team members to exhibit those behaviors that are most predictive of sales success.

4.	Deploy AccessAccelerationTM active performance management practices and metrics to a) jump start revenue, b) create strategic wins, and c) mobilize the P.A.S. organization around growth.

Results of Operations—For the Ten months Ended October 31, 2008 as Compared to Ten months Ended October 31, 2007

Revenue

Our service revenues for ten months ended October 31, 2008 and 2007 were $239,209 and $242,602 respectively a decrease of $3,393. Credit card processing fees for ten months ended October 31, 2008 and 2007 were $52,772 and $25,191, respectively an increase of $27,581. During the Ten months ended October 31, 2008 the We shifted our sales and marketing efforts towards from credit card terminals toward and credit card processing towards sales in the Electric Medical records and documentation management industry using digital pen and paperwork.

GROSS PROFIT

Our gross Profit margin for ten months ended October 31, 2008 and 2007 were 23% and 33% respectively a decrease of 10%. The decrease was primarily attributable to additional customer support personnel.

Operating Expenses

Our general and administrative expenses for ten months ended October 31, 2008 and 2007 were $1,845,818 and $668,592 respectively an increase of $1,177,226. During the ten months ended October 31, 2008 the We incurred significant costs do to our expansion of the sales department, hiring industry consultants and the development and marketing and our documentation management technology using digital pen and paperwork.

Our consulting expenses for ten months ended October 31, 2008 and 2007 were $4,765,434 and $0 respectively. During the ten months ended October 31, 2008 we issued common stock valued at $3,950,260 to several consultants. We also paid several other consultants during the ten months ended October 31, 2008.

Results of Operations—For the Year Ended December 31, 2007 as Compared to the period April 3, 2006 (Inception) to December 31, 2006

Revenue

Our service revenues for year ended December 31, 2007 and the period April 3, 2006 (Inception) to December 31, 2006 were $292,292 and $219,991 respectively a increase of $72,301. Credit card processing fees for the year ended December 31, 2007 and the period April 3, 2006 (Inception) to December 31, 2006 were $30,351 and $0. The increase in our service revenue and credit processing revenue was directly attributable to the Company’s increase sales and marketing efforts.

GROSS PROFIT

Our gross profit margin for the year ended December 31, 2007 and the period April 3, 2006 (Inception) to December 31, 2006 were 66% and 59% respectively an increase of 6% The increase was attributable to the generating additional revenue from card processing.

Operating Expenses

Our general and administrative expenses for year ended December 31, 2007 and the period April 3, 2006 (Inception) to December 31, 2006 were $805,533 and $184,204 respectively an increase of $621,329. During the year ended December 31, 2007 the We incurred significantly costs do to the expansion of our sales department, and a hiring industry consultants and additional support and administrative personnel.

LIQUIDITY AND CAPITAL RESOURCES

During the ten months October 31, 2008 the We were funded by proceeds of notes payable of $446,298, proceeds of convertible notes payable of $395,000 and the sale of common stock of $1,687,645. Subsequent to October 31, 2008 the We entered into a recourse factoring agreement with a third party. In addition the We received $104,100 in the form of a note payable bearing interest at a rate of 18% per annum and is payable in full on March 31, 2009.

As reflected in the accompanying financial statements, the We have a net loss of $7,575,124 for the ten months ended October 31, 2008, a working capital, deficiency of $1,230,762, and a stockholders’ deficiency of $908,379.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

We do not expect to incur any significant research and development costs.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director. Additionally, we believe that this fact shall not materially change.

We do not intend to engage in a merger with, or effect an acquisition of, another company in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Jewitt, Swartz, Wolfe, and Associates, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-13.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended October 31, 2008 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A(T))

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2008, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the ten months ended October 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the our executive officers and directors of as of the date of this annual report:

Name and Address	Age	Position
Bruce Weitzberg c/o PATIENT ACCESS SOLUTIONS, INC. 245 Marcus Blvd. Hauppauge, NY 11788	50	Chief Executive Officer and Director

Joseph Gonzalez c/o PATIENT ACCESS SOLUTIONS, INC. 245 Marcus Blvd. Hauppauge, NY 11788	38	Director

Robert Linzalone c/o PATIENT ACCESS SOLUTIONS, INC. 245 Marcus Blvd. Hauppauge, NY 11788	50	Director

Louis V. Perrotta c/o PATIENT ACCESS SOLUTIONS, INC. 245 Marcus Blvd. Hauppauge, NY 11788	67	Principal Financial and Accounting Officer

Bruce Weitzberg

Mr. Weitzberg was the Chief Operating Officer of the Medcard Division of Medcom USA, Inc., a Healthcare transaction services company from 1999 through December 2006. Mr. Weitzberg was the Chief Executive Officer of Patient Access Solutions Inc. from December, 2006 through the current date. Mr. Weitzberg graduated from New York Institute of Technology in Old Westbury New York in1981.

Robert Linzalone

Mr. Linzalone was the Director of Operations of the Medcard Division of Medcom USA, Inc., a Healthcare transaction services company from 2002 through November, 2007. Mr. Linzalone was the Executive Vice President of Patient Access Solutions Inc. from December, 2006 through the current date.

Joseph Gonzalez:

Joseph Gonzalez has been the Vice President of Business Development, of Secure EDI Health Group, LLC from 2004 through the present. From 1989 through 1992, Mr. Gonzalez served at the United States Naval Academy. Mr. Gonzalez received a B.A: Political Science, Business Administration from Stony Brook University.

Louis V. Perrotta:

Louis V. Perrotta. From 1970 to the present, Mr. Perrotta has been President of Louis V. Perrotta & Co., an accounting firm providing advisory services, tax preparation and consulting for small business clients, including record keeping for payroll, accounts receivable, accounts payable and general ledgers. In 1961, Mr. Perrotta graduated with a Bachelor of Business Administration from the Manhattan College School of Business in New York.

Board of Directors Committees and Other Information

The officers were appointed by the Board of Directors to a term of one (1) year and serve until successor(s) are duly elected and qualified, or until removed from office. The Board of Directors is not composed of any nominating, auditing or compensation committees.

The Board of Directors currently has no committees. As and when required by law, it will establish Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval.

The functions of the Audit Committee and the Compensation Committee are currently performed by the Board of Directors.

Compensation of Directors

We do not pay our Directors any fees in connection with their role as members of our Board. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company’s annual meeting of Stockholders and serve for one year until the next annual Stockholders’ meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

Family Relationships

There are no family relationships on the Board of Directors.

Compliance With Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company’s shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

Changes in Control

We are not aware of any arrangements, which may result in a change in control of the Company.

Indemnification of Officers and Directors

As permitted by Nevada law, our Articles of Incorporation provide that we will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2007 compensation awarded to, paid to, or earned by, Mr. Bruce Weitzberg our Chief Executive Officer, and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
Bruce Weitzberg	2008 2007	184,166	0	4,930,000 shares
Robert Linzalone	2008 2007	184,166	0	4,930,000 shares

Summary Compensation Table

2008 SUMMARY COMPENSATION TABLE

2008 and 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Bruce Weitzberg Robert Linzalone	—	—	—	—	—	—	—	—	—

2008 OPTION EXERCISES AND STOCK VESTED TABLE

2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Bruce Weitzberg	—	—	—	—
Robert Linzalone

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Bruce Weitzberg	—	—	—	—	—
Robert Linzalone

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Weitzberg
Robert Linzalone	—	100,000 shares	—	—	—	—	—

2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Bruce Weitzberg
Robert Linzalone

2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of October 31, 2008 with respect to the beneficial ownership of Patient Access Solutions, Inc.’s common stock by all persons known by Patient Access Solutions, Inc. to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group based on 53,605,800 shares of common stock issued and outstanding. Unless otherwise specified, the named beneficial owner has, to Patient Access Solutions, Inc.’ knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common	Bruce Weitzberg c/o PATIENT ACCESS SOLUTIONS, INC. 245 Marcus Blvd. Hauppauge, NY 11788	4,930,000	9.2%

Common	Joseph Gonzalez c/o PATIENT ACCESS SOLUTIONS, INC. 245 Marcus Blvd. Hauppauge, NY 11788	100,000	Less than 1%

Common	Robert Linzalone c/o PATIENT ACCESS SOLUTIONS, INC. 245 Marcus Blvd. Hauppauge, NY 11788	4,930,000	9.2%

Common	Louis V. Perrotta c/o PATIENT ACCESS SOLUTIONS, INC. 245 Marcus Blvd. Hauppauge, NY 11788	0	0%

	All Directors and Officers as a group (4 persons)	9,960,000	18.5%

Notes: 1	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 250,000,000 shares of common stock, par value $ .001, and 10,000,000 shares of preferred stock with a par value of $.0001 (none of which are issued and outstanding).

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended October 31, 2008 there were no related party advances.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services Jewett, Schwartz, Wolfe & Associates and Moore&Associates Chartered provided during fiscal year 2007 and 2008.

	2008		2007
	Jewett, Schwartz, Wolfe & Associates	Moore & Associates	Moore & Associates
Audit Fees (1)	$52,000	1,500	1,500
Audit-Related Fees (2)	0	0	0
Tax Fees (3)	0	0	0
All Other Fees (4)	0	0	0

Total	$52,000	1,500	1,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	During 2008, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.
(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company’s management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board’s policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company’s independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer (2)

32.1	Section 1350 Certification of the Chief Executive Officer (2)

32.2	Section 1350 Certification of the Chief Financial Officer (2)

(1)	Incorporated by reference to the Form. SB-2 filed with the Securities and Exchange Commission on August 24, 2007.
(2)	Filed herein.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 18th day of March, 2009.

By	/s/ Bruce Weitzberg
Bruce Weitzberg, CEO,
Director

By	/s/ Louis V. Perrotta
Louis V. Perrotta, Chief Financial Officer,

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report was signed by the following persons in the capacities and on the dates stated:

Signatures		Title	Date

By	/s/ Bruce Weitzberg	Chief Executive Officer, Director	March 18, 2009
Bruce Weitzberg

By	/s/ Joseph Gonzalez	Director	March 18, 2009
Joseph Gonzalez

By	/s/ Robert Linzalone	Director	March 18, 2009
Robert Linzalone

By	/s/ Louis V. Perrotta	Chief Financial Officer	March 18, 2009
Louis V. Perrotta

PATIENT ACCESS SOLUTIONS, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Patient Access Solutions, Inc.

We have audited the accompanying balance sheets of Patient Access Solutions, Inc. as of October 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the ten month period ended October 31, 2008, the twelve month period ended December 31, 2007, and for the period from April 3, 2006 (inception) through December 31, 2006. Patient Access Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patient Access Solutions, Inc. as of October 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the ten month period ended October 31, 2008, the twelve month period ended December 31, 2007, and for the period from April 3 2006, (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, FL

March 16, 2009

Patient Access Solutions, Inc

Balance Sheets

	October 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:

Cash	$—	$943
Accounts receivable, net	14,776	44,185
Inventory	41,013	19,250
Current portion of investment in sales type leases	192,555	216,503
Other current assets	13,083	13,083

Total currents assets	261,427	293,964

Property and equipment, net	325,433	303,966

Long term portion of investment in sales type leases	397,584	505,173

TOTAL ASSETS	$984,444	$1,103,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Cash overdraft	$11,365	$—
Account payable and accrued expenses	137,952	125,136
Accrued Interest	36,025	—
Payroll taxes payable	89,994	76,599
Deferred revenue	192,555	216,335
Convertible note payable	25,000	—
Notes payable	999,298	553,000

Total current liabilities	1,492,189	971,070

Deferred revenue	400,634	505,391

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $.0001 par value 10,000,000 shares authorized 0 shares issued and outstanding, respectively	—	—
Common stock $.0001 par value 250,000,000 shares authorized 55,905,800 and 42,050,000 shares issued and outstanding, respectively	55,906	42,050
Additional paid-in capital	7,361,604	335,357
Accumulated deficit	(8,325,889)	(750,765)

TOTAL STOCKHOLDERS’ DEFICIT	(908,379)	(373,358)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$984,444	$1,103,103

See accompanying notes to financial statements.

Patient Access Solutions, Inc

Statements of Operations

	For the Ten Months Ended October 31,		For the Twelve Months December 31, 2007	For the period April 3, 2006 (Inception) to December 31, 2006
	2008	2007
	(Audited)	(Unaudited)	(Audited)	(Audited)
REVENUES:
Service revenue	$239,209	$242,602	$292,292	$219,991
Credit card processing revenue	52,772	25,191	30,351	—

Total revenues	291,981	267,793	322,643	219,991

Cost of goods sold	220,778	90,282	108,773	89,463

Gross Profit	71,203	177,511	213,870	130,528

OPERATING EXPENSES:
General and administrative expenses	1,845,818	668,592	805,533	184,204
Consulting expense	4,765,434	—	—	—
Depreciation	90,480	19,635	23,657	11,828

TOTAL OPERATING EXPENSES	6,701,732	688,227	829,190	196,032

Net loss from operations	(6,630,529)	(510,716)	(615,320)	(65,504)

OTHER EXPENSES:
Financing costs	879,698	—	—
Interest expense	64,897	58,051	69,941	—

Total other expenses	944,595	58,051	69,941	—

Net loss before income taxes	(7,575,124)	(568,767)	(685,261)	(65,504)

Income taxes	—	—	—	—

NET LOSS	$(7,575,124)	$(568,767)	$(685,261)	$(65,504)

Weighted average number of common shares outstanding Basic and Fully Diluted	49,927,176	42,050,000	42,050,000	42,050,000

Basic and Fully diluted net loss per share	$(0.15)	$(0.01)	$(0.02)	$(0.00)

See accompanying notes to financial statements.

Patient Access Solutions, Inc

Consolidated Statement of Changes in Stockholders’ Deficit

For the Ten Months Ended October 31, 2008 The Year Ended December 31, 2007 and

the Period April 3, 2006 (Inception) to December 31, 2006

	Preferred Stock $.0001 par value		Common Stock $.001 par value		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
April 3, 2006 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to founder	—	—	42,050,000	42,050	(42,050)	—	—

Capital contribution of equipment	—	—	—	—	187,000	—	187,000

Capital contribution of cash	—	—	—	—	60,000	—	60,000

Net Loss from April 3, 2006 (Inception) to December 31, 2006	—	—	—	—	—	(65,504)	(65,504)

Balance December 31, 2006	—	$—	42,050,000	$42,050	$204,950	$(65,504)	$181,496

Capital contribution of equipment	—	—	—	—	130,407	—	130,407

Net loss for the year ended December 31, 2007	—	—	—	—	—	(685,261)	(685,261)

	—	$—	42,050,000	$42,050	$335,357	$(750,765)	$(373,358)

Private Placement of common stock	—	—	3,365,800	3,366	1,684,279	—	1,687,645

Common stock issued for convertible notes	—	—	740,000	740	369,260	—	370,000

Common stock issued for consulting fees	—	—	7,450,000	7,450	3,942,810	—	3,950,260

Common stock issued for legal fees	—	—	250,000	250	162,250	—	162,500

Common stock issued for loan costs	—	—	2,050,000	2,050	800,700	—	802,750

Warrants issued for loan costs	—	—	—	—	66,948	—	66,948

Net loss for the ten months ended October 31, 2008			—			(7,575,124)	(7,575,124)

	—	$—	55,905,800	$55,906	$7,361,604	$(8,325,889)	$(908,379)

See accompanying notes to financial statements.

Patient Access Solutions, Inc.

Statements of Cash Flows

	For the Ten Months Ended October 31,		For the Twelve Months December 31, 2007	For the period April 3, 2006 (Inception) to December 31, 2006
	2008	2007
	(Audited)	(Unaudited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,575,124)	$(568,767)	$(685,261)	(65,504)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	90,480	19,635	23,657	11,828
Capital contribution of services	—	—	—	20,000
Increase in reserve for uncollectible accounts receivable	8,000	—	2,000	—
Common stock issued for consulting services	3,950,260	—	—	—
Common stock issued for legal services	162,500	—	—	—
Common stock issued for loan costs	802,750	—	—	—
Warrants issued for loan costs	66,948	—	—	—
Changes in operating assets and liabilities
Decrease / (Increase) in accounts receivable	21,409	(22,578)	(46,185)	—
Inventory	(21,763)	(13,250)	(13,250)	34,118
Other current assets	—	15,612	2,529	(15,612)
Accounts payable and accrued expenses	12,816	115,158	116,750	8,392
Accrued interest	36,025	—	—	—
Deferred revenue	(128,537)	153,064	—	—
Payroll taxes payable	13,395	61,569	76,599	—

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,560,841)	(239,557)	(523,161)	(6,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in investment in leases	131,537	(221,933)	(721,676)	—
Increase in obligation under capital leases	—	—	721,726	—
Due from related party	—	45,600	45,600	(46,500)
Purchase of fixed assets	(111,947)	(81,268)	(81,268)	—

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,590)	(257,601)	(35,618)	(46,500)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Cash overdraft	11,365	3,769	—	—
Capital contribution of cash	—	—	—	60,000
Proceeds from notes payable	446,298	486,667	—	—
Proceeds from convertible notes	395,000	—	553,000	—
Sale of common stock	1,687,645	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	2,540,308	490,436	553,000	60,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(943)	(6,722)	(5,779)	6,722

CASH AND CASH EQUIVALENTS, Beginning	943	6,722	6,722	—

CASH AND CASH EQUIVALENTS, Ending	$—	$—	$943	6,722

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$9,693	$—	$—	$—

Income taxes	$—	$—	$—	$—

Conversion of convertible loans to common stock	$370,000	$—	$—	$—

Capital contribution of equipment	$—	$130,407	$130,407	$187,000

See accompanying notes to financial statements.

PATIENT ACCESS SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2008

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Patient Access Solutions Inc. was incorporated on April 3, 2006. Recognizing that healthcare industry offers many opportunities to capture data and complete transactions electronically, the Company began to apply its technology knowledge in this marketplace. Patient Access Solutions, Inc., as a technology solutions provider is focused on quality and service within the healthcare community, with an overall focus of using innovative and secure technology to facilitate their client’s needs.

On March 31, 2008, Patient Access Solutions Inc., a New York corporation, Blue Mountain Resources Inc., a Nevada corporation (the “Company”), and Blue Mountain Acquisition Subsidiary Corp., a Florida corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby Patient Access Solutions Inc., was merged into the Company (the “Merger Agreement”). Pursuant to the terms and conditions of the Merger Agreement, the shareholders of Patient Access Solutions Inc. received an aggregate of 2,900,000 shares of Company common stock. The existing shareholders of Blue Mountain Resources Inc maintained their 2,900,000 shares of common stock. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, Patient Access Solutions Inc. is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Patient Access Solutions Inc., with the net assets of Patient Access Solutions Inc. deemed to have been acquired and recorded at its historical cost.

On June 2, 2008, the Company changed its name from Blue Mountain Resources, Inc to Patient Access Solutions, Inc. and enacted a forward stock split of 7.25-1, payable upon surrender of our shareholders stock certificates. Our authorized stock is as follows: The total number of capital stock which may be issued by the Company is two hundred and sixty million (260,000,000) shares, of which two hundred and fifty million (250,000,000) shares are common stock with a par value of one tenth of one cent ($0.0001) per share, and ten million (10,000,000) shares are Preferred Shares, with a par value of one tenth of one cent ($0.0001) per share the rights and preferences of which may be determined by the Board of Directors. Shares may be issued by the Company from time to time for such consideration as may be fixed by the Board of Directors.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company for the ten months ended October 31, 2008 and the years ended December 31, 2008 and 2007.

The consolidated financial statements include the amounts of Patient Access Solutions, Inc, Patient Access Solutions (New York) and The Digital Paperwork Access Solutions, Inc. which was organized on July 23, 2008.

REVENUE RECOGNITION

The Company recognizes revenue when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, and Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery and installation and configuration has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The Company’s revenue arrangements, with multiple elements (if any) are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

Under the Lease agreement at the end of the lease period the customer has to either renew the lease or return the equipment to the Company. The terminals that were leased will be refurbished and reprogrammed and can then be further leased and or sold to other customers of the Company.

Revenue types:

1.	Leases the terminals to its customers through a third party leasing company. The leasing company is then invoiced for the Gross amount of the lease payments, less the leasing company’s fees for advance funding of the lease. The Company’s agreement with the leasing company(s) provides no recourse if the lessee defaults on the lease for any reason. Revenue is recognized when the equipment is installed. At year end an accrual will be made for any installed equipment at customer’s premises for which payment has not been received.

2.	The Company rents terminals to its customers. The Rental Agreement is generally for an average of forty months.

3.	The Company also bills it’s leasing and rental customers for various transaction fees for certain types of transaction processed though terminals.

4.	The Company also offers a web based portal solution. The Company receives payments for all web based portal services through as 36-48 month Subscription agreements and additional residual transaction revenue generated through the system from the healthcare providers for these transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007, cash and cash equivalents included cash on hand and cash in the bank. As of October 31, 2008 the Company had a cash overdraft.

ACCOUNTS RECEIVABLE

The Company is required to estimate the collectability of its accounts receivable as noted on the balance sheet and under the guidelines of FASB 13. The Company’s reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.

CONCENTRATION OF CREDIT RISK

The Company had one customer that accounted for approximately 26% of total revenues for the ten months ended October 31, 2008.

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

NET LOSS PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings per Share”, basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of October 31, 2008 and 2007 and December 31, 2007 and 2006, there were no potential dilutive instruments that could result in share dilution.

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

INVENTORIES

The Company’s inventories consist of finished goods which include digital pens and both new and refurbished point of service terminals. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the ten months ended October 31, 2008 and 2007 were $149,363 and $1,464 respectively. Total advertising costs charged to operations for the years ended December 31 2007 $4,941 and $0 for the period from April 3, 2006 (inception) to December 31, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

BUSINESS SEGMENTS

The Company operates in the Technology Sector in the Healthcare Information Services Industry.

RECENT ACCOUNTING PRONOUNCEMENTS

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company is currently assessing the impact if any of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.” The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds. The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA. FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008. Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued. The Company is currently assessing the impact for FSP FAS No. 117-1 on its consolidated financial position and results of operations.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable at October 31, 2008 consisted of the following:

Accounts receivable	$22.776
Less allowance for doubtful accounts	(8,000)

Accounts receivable, net	$14,776

During the ten months ended October 31, 2008 the Company recorded an $8,000 allowance for doubtful accounts.

NOTE 4. INVESTMENTS IN SALES TYPES LEASES

The Company leases equipment to customers under sales-type leases. The components of the Company’s net investment in sales-type leases are as follows at October 31, 2008 is as follows:

Total minimum lease payments receivable	$695,777
Less:
Unearned interest income	105,638
Allowance for lease payments	—
Net investment in sales-type leases	590,139
Less current portion	192,555
Long term portion	$397,584

Future minimum lease payments due under non-cancelable leases as of October 31, 2008 are as follows:

2009	$253,010
2010	253,010
2011	189,757
2012
2013	—
$695,777

The Company records the unearned portion of lease receivables as deferred revenue. Revenue is recorded over the term of the lease.

NOTE 5. PROPERTY AND EQUIPMENT

At October 31, 2008 property and equipment consisted of the following:

Computer equipment	$193,339
Rental Terminals	232,185
Furniture/Fixtures	25,874
Less accumulated depreciation	(125,965)

$325,433

Depreciation expense for the Ten months ended October 31, 2008 and 2007 were $90,480 and $19,635 respectively. Depreciation expense for the year ended December 31, 2007 and the period April 3, 2006 (Inception to December 31, 2006 were $23,657 and 11,828, respectively.

The Company depreciates Computer equipment and rentals terminals over there useful life of 5 years. Furniture and fixtures are depreciated over a useful live of seven years.

NOTE 6. PAYROLL TAXES PAYABLE

As of October 31, 2008 the Company has an unpaid tax liability for payroll taxes of $89,994. The Company is currently delinquent on its payroll taxes through out the year. Management is currently negotiating with the Internal Revenue Service on a settlement for the past due amounts.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease agreements

The Company sub-leased a facility, on an annual basis, under a lease which expired December 2007. Rent The Company has moved to a newer, larger facility and sub-leases its facility, on an annual basis, under a lease expiring December 2012 the monthly rental expense is $6041. The rental expense for the ten months ended October 31, 2008 was $57,416 compared to $12,737 for the ten months ended October 31, 2007. Rent expense for the twelve months ending December 31, 2007 was $28,331 compared to $0 for the period April 3, 2006 (Inception to December 31, 2006.

Minimum future rental payments under the non-cancelable operating lease for each of the next five years and in the aggregate are:

2009	$72,492
2010	72,492
2011	72,492
2012	72,492
2013	12,082
$302,050

On May 1, 2008 the Company entered into employment contracts with its Chief Executive Officer / President and Executive Vice President. The agreement calls for an annual salary of $220,000 and monthly car allowance of $923. The agreements expire May 1, 2011

In June 2006 the Company entered an agreement with a web portal provider to provide services for $6,000 per monthly. In June 2008 the Company and the provider agreed to a monthly rate of $1,000 per month.

NOTE 8. NOTES PAYABLE

In March 2008 the Company issued a total of $395,000 of convertibles notes payable. The notes are due one year from the date of issuance and accrue interest at a rate of 10% per annum. The notes are convertible into units consisting of one share of common stock at a price of $.50 per share and one warrant to purchase common stock at a price of $1.00 per share for three years. As of October 31, 2008 $370,000 of convertible notes payable had been converted into 740,000 shares of common stock.

As of October 31, 2008, we received net proceeds of $999,929 from XENI FINANCIAL SERVICES, CORP. In connection with the accounts receivables financing, we and XENI FINANCIAL SERVICES, CORP. entered into Three (3) Secured Convertible Note Agreements, dated August 7, 2008, September 10, 2008 and October 10, 2008 respectively, pursuant to which we issued 2,470,000 of common shares, to XENI FINANCIAL SERVICES, Corp.’s parent company MDwerks. Inc. and a three year Warrant to purchase 500,000 shares of our common stock at a price of $.05 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 1.24%; volatility of 95% and an expected term of 1 years.

The Secured Convertible Note Agreements provide that our obligations to XENI FINANCIAL SERVICES, CORP. are secured by a lien on all of our assets pursuant to the Loan Agreements, dated August 7, 2008, September 10, 2008 and October 10, 2008 between us and Xeni Financial Services, Corp.

NOTE 9. EQUITY TRANSACTIONS

COMMON STOCK AND WARRANTS

On March 31, 2008, Patient Access Solutions Inc., a New York corporation, Blue Mountain Resources Inc., a Nevada corporation (the “Company”), and Blue Mountain Acquisition Subsidiary Corp., a Florida corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby Patient Access Solutions Inc., was merged into the Company (the “Merger Agreement”). Pursuant to the terms and conditions of the Merger Agreement, the shareholders of Patient Access Solutions Inc. received an aggregate of 2,900,000 shares of Company Common Stock. The existing shares holders of Blue Mountain Resources Inc maintained their 2,900,000 shares of common stock.

On June 2, 2008, we changed our name from Blue Mountain Resources, Inc and enacted a forward stock split of 7.25-1, payable upon surrender of our shareholders stock certificates. Our authorized stock is as follows: The total number of capital stock which may be issued by the Corporation is Two Hundred and Sixty Million (260,000,000) Shares, of which Two Hundred and Fifty Million (250,000,000) shares are common stock with a par value of one tenth of one cent ($0.0001) per share, and Ten Million (10,000,000) shares are Preferred Shares, with no par value per share the rights and preferences of which may be determined by the Board of Directors. Said shares may be issued by the Corporation from time to time for such consideration as may be fixed by the Board of Directors. All amounts have been adjusted to reflect the forward split.

SALE OF COMMON STOCK

During the ten months ended October 31, 2008 the Company sold a total of 3,365,800 units of it private placement. Each unit includes one share common stock at a price of $.50 and a $1.00 warrant which expires 3 years from the date of issuance. As of October 31, 2008 the Company has received proceeds of $1,687,645.

CONVERTIBLE NOTES PAYABLE

In March 2008 the Company sold a total of $395,000 of convertibles notes payable. The notes are due one year from the date of issuance and accrue interest at a rate of 10% per annum. The notes are convertible in common stock at a price of $.50 per share and include one warrant to purchase common stock at a price of $1.00 per share for three years. As of October 31, 2008 $370,000 of convertible notes payable had been converted into 740,000 shares of common stock.

COMMON STOCK FOR SERVICES

In January 2008 the Company entered into a 36 month agreement with a consultant for investor relations services. As consideration the Company agreed to issue the consultant 2,200,000 shares of common stock with a fair value of $1,122,000.

In January 2008 the Company entered into an agreement with a consultant to supply technology. As consideration the Company agreed to issue the consultant 2,200,000 shares of common stock with a fair value of $1,122,000.

In April 2008 the Company entered an agreement with a consultant for investor relation services. As consideration the Company agreed to issue the consultant 500,000 shares of common stock with a fair value of $255,000.

In June 2008 the Company issued a total of 1,425,000 shares of common stock with a fair value of $926,250 for consulting services.

In June 2008 the Company issued a total of 250,000 shares of common stock with a fair value of $162,250 for legal services.

In June 2008 the Company entered into an agreement with a consultant to supply technology. As consideration the Company agreed to issue the consultant 400,000 shares of common stock with a fair value of $272,000.

In September 2008 the Company entered into agreements with two consultants to supply technology. As consideration the Company agreed to issue the consultants a total of 725,000 shares of common stock with a fair value of $253,750.

COMMON STOCK AND WARRANT ISSUED FOR LOAN COSTS

In June 2008 the Company issued a total of 475,000 shares of common stock with a value of $308,750 for loan costs.

In August 2008 the Company issued a total of 25,000 shares of common stock with a fair value of $12,000 for loan costs.

In September 2008 the Company issued a total of 1,550,000 shares of common stock with a fair value of $482,000 for loan costs.

In September 2008 the Company issued warrant to purchase 500,000 shares of common stock at a price of $.05 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 1.24%; volatility of 95% and an expected term of 1 years. The Company recorded an expense of $66,948 associated with the issuance.

NOTE 10. INCOME TAXES

At October 31, 2008, and December 31, 2007 and 2006 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at October 31, 2008. The valuation allowance increased approximately $24,000 in 2006, $304,000 in 2007, and $3,372,000 in 2008 primarily because of the Company’s inability to utilize net operating losses. The significant components of the deferred tax asset at October 31, 2008, and December 31, 2007 and 2006 were as follows:

	October 31	December 31
	2008	2007	2006
Deferred tax assets:
Operating loss carryovers	$3,372,000	$304,000	$24,000

Deferred tax asset	$3,372,000	$304,000	$24,000
Valuation allowance	(3,372,000)	(304,000)	(24,000)
Net deferred tax	$—	$—	$—

Since the company had a loss of $65,504 from the period of April 3, (Inception) to December 31, 2006 and $685,261 for the twelve months ended December 31, 2007, and $7,575,124 for the ten months ended October 31, 2008, there are no income tax liabilities and a NOL (Net Operating Loss) carry forward of $3,372,000.

NOTE 11. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $7,575,124 for the ten months ended October 31, 2008, a working capital, deficiency of $1,230,762, and a stockholders’ deficiency of $908,379. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 12. SUBSEQUENT EVENTS

In November 2008 the Company issued a total four Directors each 100.000 share of common stock for Directors fees.

In December 2008 the Company issued 250,000 shares of common stock to a company for consulting services.

In December 2008 the Company sold 1,000,000 shares of common stock for $20,000.

In December 2008 the Company issued 100,000 shares of common stock to an employee.

In December 2008 the Company issued each of two executive officers 750,000 shares of common stock.

In December 2008 the Company entered into a recourse factoring agreement with a third party.

In January 2009 the Company sold 2,000,000 shares of common stock for $20,000.

In January 2009 the Company issued 500,000 shares of common stock to a company for consulting services.

In February 2009 the Company issued a total of 500,000 warrants to purchase common stock at a price of $.015. The warrants expire 5 years from the date of issuance.

In February 200 the Company entered into a promissory note in the amount of $104,100. The note bears interest at a rate of 18% per annum and is payable in full on March 31, 2009.

Exhibit Index

Exhibit Number	Description
31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer